Form 10-K
period 2004-12-31
MELLON BANK PFL MASTER NOTE TRUST; MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST; MELLON BANK N A; MELLON PREMIUM FINANCE LOAN OWNER TRUST
filed 2005-03-31
CIK 1282775, 1021949, 216543, 1141438

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

MELLON BANK, N.A.

(Originator of Mellon Premium Finance Loan Owner Trust, Mellon Bank Premium Finance Loan Master Trust and Mellon Bank PFL
Master Note Trust)
(Exact name of Registrant as specified in its charter)

United States (State or other jurisdiction of incorporation)	333-01478 (Commission File Number)	25-0659306 (IRS Employer ID Number)

One Mellon Center
Pittsburgh, Pennsylvania 15258
(412) 234-5000
Attention: Carl Krasik, Esq.

(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)

MELLON PREMIUM FINANCE LOAN OWNER TRUST

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	333-61760-02 (Commission File Number)	51-6522553 (IRS Employer ID Number)

c/o Chase Manhattan Bank, USA, National Association
1201 N. Market Street
Wilmington, DE 19801
(302) 428-3372

copy to
Carl Krasik, Esq.
Mellon Financial Corporation
Suite 1910
500 Grant Street
Pittsburgh, Pennsylvania 15258-0001
(412) 234-5222

(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)

MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	333-11961 (Commission File Number)	51-0015912 (IRS Employer ID Number)

One Mellon Center
Pittsburgh, Pennsylvania 15258
(412) 234-5000
Attention: Carl Krasik, Esq.

MELLON BANK PFL MASTER NOTE TRUST

(Exact name of Registrant as specified in its charter)

Delaware	333-113957	51-6522553
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID Number)

c/o Chase Manhattan Bank, USA, National Association
1201 N. Market Street
Wilmington, DE 19801
(302) 428-3372

copy to
Carl Krasik, Esq.
Mellon Financial Corporation
Suite 1910
500 Grant Street
Pittsburgh, Pennsylvania 15258-0001
(412) 234-5222

(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

As of June 30, 2004, no shares of the registrant’s outstanding voting common stock, having a market value of $0, were held by non-affiliates of the Registrant.

As of March 1, 2005, the Registrant had no outstanding shares of any class of common stock.

No documents have been incorporated by reference in this Form 10-K.

 - i -

     The Mellon Premium Finance Loan Owner Trust (the “Owner Trust”), the Mellon Bank Premium Finance Loan Master Trust (the “Master Trust”) and the Mellon Bank PFL Master Note Trust (the “Note Trust”) were originated by Mellon Bank, N.A. The Master Trust has issued asset backed certificates representing interests in a portfolio of receivables arising under selected premium finance agreements originated by either AFCO Credit or AFCO Acceptance (subsidiaries of Mellon Bank, N.A.) to finance the payment of premiums and related sums on insurance policies. These receivables were transferred by AFCO Credit or AFCO Acceptance to Mellon Bank, N.A., from Mellon Bank, N.A. to the Owner Trust, and by the Owner Trust to the Master Trust.

     On June 24, 2004, the Note Trust acquired an asset-backed certificate (the “Collateral Certificate”) issued by the Master Trust and issued $513,700,000 aggregate principal amount of Class A Notes, Series 2004-1, $22,341,000 aggregate principal amount of Class B Notes, Series 2004-1 and $13,959,000 aggregate principal amount of Class C Notes, Series 2004-1 under Registration Statement Nos. 333-113957, 333-113957-01, 333-113957-02, 333-113957-03, 333-116609, 333-116609-01, 333-116609-02 and 333-116609-03 and, in a private transaction, $8,375,600 aggregate principal amount of Class D Notes, Series 2001-1.

PART I

Item 1.	Business

     Omitted.

Item 2.	Properties

     Omitted.

Item 3.	Legal Proceedings

     None.

Item 4.	Submission Of Matters To A Vote Of Security Holders

     None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2005, there were 15 holders of record of the Series 2004-1 Class A Notes, one holder of record of the Series 2004-1 Class B Notes and two holders of record of the Series 2004-1 Class C Notes.

To the knowledge of the Note Trust, there is an over the counter public trading market for the Series 2004-1 Class A, B and C Notes, although the frequency of transactions varies substantially over time.

Item 6.	Selected Financial Data

     Omitted.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     Omitted.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

     Not Applicable.

Item 8.	Financial Statements And Supplementary Data

     Omitted.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

     None.

Item 9A.	Controls and Procedures

     Omitted.

Item 9B.	Other Information

     Omitted.

PART III

Item 10.	Directors And Executive Officers Of The Registrant

     Omitted.

Item 11.	Executive Compensation

     Omitted.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Holders of the Series 2004-1 Class A, B and C Notes generally do not have a right to vote and are prohibited from taking part in the management of the Trust.

Item 13.	Certain Relationships And Related Transactions

     None.

Item 14.	Principal Accountant Fees and Services

     Omitted.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Listed below are the documents filed as a part of this report:

Exhibit Number

20.1	Annual Noteholders Report

20.2	Annual Servicer’s Certificate

20.3	Report of Independent Certified Public Accountants

20.4	Annual Aggregate Certificateholders Statement

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report to security holders covering 2004 has been sent to security holders of the registrant. No proxy materials have been sent to the registrant’s security holders with respect to any annual or other meeting of security holders.

Certification

I, Michael A. Bryson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Mellon Bank PFL Master Note Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review as specified in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: March 28, 2005

/s/ Michael A. Bryson

Name:	Michael A. Bryson

Title:	Executive Vice President &
Chief Financial Officer

Mellon Bank, N.A.

 C-1

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON BANK, N.A., as registrant

By:	/s/ Michael A. Bryson

	Name:	Michael A. Bryson
	Title:	Executive Vice President &
Chief Financial Officer

MELLON PREMIUM FINANCE LOAN OWNER TRUST, as registrant

By: Mellon Bank, N.A., as administrator

By:	/s/ Michael A. Bryson

	Name:	Michael A. Bryson
	Title:	Executive Vice President &
Chief Financial Officer

MELLON PREMIUM FINANCE LOAN MASTER TRUST, as registrant

By: Mellon Bank, N.A., as administrator

By:	/s/ Michael A. Bryson

	Name:	Michael A. Bryson
	Title:	Executive Vice President &
Chief Financial Officer

MELLON BANK PFL MASTER NOTE TRUST
By: Mellon Bank, N.A., as administrator

By:	/s/ Michael A. Bryson

	Name:	Michael A. Bryson
	Title:	Executive Vice President &
Chief Financial Officer

Date: March 28, 2005

 S-1

EXHIBIT INDEX

Exhibit

20.1	Annual Noteholders Report

20.2	Annual Servicer’s Certificate

20.3	Report of Independent Certified Public Accountants

20.4	Annual Aggregate Noteholders Statement

 E-1