Form 10-K
period 2006-12-31
MELLON BANK PFL MASTER NOTE TRUST; MELLON BANK N A; MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST; MELLON PREMIUM FINANCE LOAN OWNER TRUST
filed 2007-04-02
CIK 1282775, 216543, 1021949, 1141438

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
MELLON BANK, N.A.
(Originator of Mellon Premium Finance Loan Owner Trust, Mellon Bank Premium Finance
Loan Master Trust and Mellon Bank PFL Master Note Trust)
(Exact name of Registrant as specified in its charter)

United States	333-01478	25-0659306
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation)
One Mellon Center
Pittsburgh, Pennsylvania
15258
(412) 234-5000
Attention: Carl Krasik, Esq.
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)
MELLON PREMIUM FINANCE LOAN OWNER TRUST
(Exact name of Registrant as specified in its charter)

Delaware	333-61760-02	51-6522553
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation)
c/o Chase Manhattan Bank, USA, National Association
1201 N. Market Street
Wilmington, DE 19801
(302) 428-3372
copy to
Carl Krasik, Esq.
Mellon Financial Corporation
Suite 1910
500 Grant Street
Pittsburgh, Pennsylvania
15258-0001
(412) 234-5222
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)
MELLON BANK PREMIUM FINANCE LOAN MASTER TRUST
(Exact name of Registrant as specified in its charter)

Delaware	333-11961	51-0015912
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation)
One Mellon Center
Pittsburgh, Pennsylvania 15258
(412) 234-5000
Attention: Carl Krasik, Esq.
MELLON BANK PFL MASTER NOTE TRUST
(Exact name of Registrant as specified in its charter)

Delaware	333-113957	51-6522553
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID Number)
incorporation)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, no shares of the registrant’s outstanding voting common stock, having a market value of $0, were held by non-affiliates of the Registrant.
As of March 1, 2007, the Registrant had no outstanding shares of any class of common stock.
No documents have been incorporated by reference in this Form 10-K.

		Page
Part I

Item 1	Business	6
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	6
Item 2	Properties	6
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to a Vote of Security Holders	6

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6	Selected Financial Data	6
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	6
Item 8	Financial Statements and Supplementary Data	6
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	7
Item 9A	Controls and Procedures	7
Item 9B	Other Information	7

Part III

Item 10	Directors and Executive Officers of the Registrant	7
Item 11	Executive Compensation	7
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
Item 13	Certain Relationships and Related Transactions	7
Item 14	Principal Accountant Fees and Services	7

Part IV

Item 15	Exhibits and Financial Statement Schedules	7

Exhibit 20.1
Exhibit 20.2
Exhibit 20.3
Exhibit 20.4
Exhibit 31.1

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
     On June 24, 2004, the Note Trust acquired an asset-backed certificate (the “Collateral Certificate”) issued by the Master Trust and issued $513,700,000 aggregate principal amount of Class A Notes, Series 2004-1, $22,341,000 aggregate principal amount of Class B Notes, Series 2004-1 and $13,959,000 aggregate principal amount of Class C Notes, Series 2004-1 under Registration Statement Nos. 333-113957, 333-113957-01, 333-113957-02, 333-113957-03, 333-116609, 333-116609-01, 333-116609-02 and 333-116609-03 and, in a private transaction, $8,375,000 aggregate principal amount of Class D Notes, Series 2004-1.

PART I
Item 1. Business
          Omitted.
Item 1A. Risk Factors
          Omitted.
Item 1B. Unresolved Staff Comments
          Omitted.
Item 2. Properties
          Omitted.
Item 3. Legal Proceedings
          None.
Item 4. Submission Of Matters To A Vote Of Security Holders
          None.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of December 29, 2006, there were thirteen holders of record of the Series 2004-1 Class A Notes, one holder of record of the Series 2004-1 Class B Notes and three holders of record of the Series 2004-1 Class C Notes.
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
Item 13. Certain Relationships And Related Transactions
          None.
Item 14. Principal Accountant Fees and Services
          Omitted.
PART IV
Item 15. Exhibits and Financial Statement Schedules
          (a) Listed below are the documents filed as a part of this report:

Exhibit Number
20.1	Annual Noteholders Report

20.2	Annual Servicer’s Certificate

20.3	Report of Independent Certified Public Accountants

20.4	Annual Aggregate Certificateholders Statement

31.1	Certification of Michael A. Bryson

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d)
of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
     No annual report to security holders covering 2006 has been sent to security holders of the registrant. No proxy materials have been sent to the registrant’s security holders with respect to any annual or other meeting of security holders.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELLON BANK, N.A., as registrant
By:	/s/ Michael A. Bryson
	Name:	Michael A. Bryson
	Title:	Executive Vice President & Chief Financial Officer

MELLON PREMIUM FINANCE LOAN OWNER TRUST, as registrant By: Mellon Bank, N.A., as administrator
By:	/s/ Michael A. Bryson
	Name:	Michael A. Bryson
	Title:	Executive Vice President & Chief Financial Officer

MELLON PREMIUM FINANCE LOAN MASTER TRUST, as registrant By: Mellon Bank, N.A., as administrator
By:	/s/ Michael A. Bryson
	Name:	Michael A. Bryson
	Title:	Executive Vice President & Chief Financial Officer

MELLON BANK PFL MASTER NOTE TRUST By: Mellon Bank, N.A., as administrator
By:	/s/ Michael A. Bryson
	Name:	Michael A. Bryson
	Title:	Executive Vice President & Chief Financial Officer

Date: March 30, 2007

EXHIBIT INDEX

Exhibit
20.1	Annual Noteholders Report

20.2	Annual Servicer’s Certificate

20.3	Report of Independent Certified Public Accountants

20.4	Annual Aggregate Noteholders Statement

31.1	Certification of Michael A. Bryson